Form 10KSB/A
period 1995-01-31
THOR ENERGY RESOURCES INC
filed 1995-05-30
CIK 3933

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                              FORM 10-KSB/A NO. 1
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal Year Ended January 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ___________ to ______________

                         Commission File Number 1-7191

                          THOR ENERGY RESOURCES, INC.

                 (Name of small business issuer in its charter)

                              ------------------

             DELAWARE                                           59-1232278
   (State or other jurisdiction                                (IRS employer
of incorporation or organization)                         identification number)

                             719 WEST FRONT STREET
                                  P.O. BOX 307
                               TYLER, TEXAS 75710

                        (Address, including zip code, of
                          principal executive offices)
                   Issuer's telephone number:  (903) 533-9111
                               __________________

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                 TITLE OF CLASS
                                 COMMON STOCK,
                           PAR VALUE $0.01 PER SHARE

                               __________________


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [x]  No [ ]



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $1,567,000.

To the Registrant's knowledge, there has been no trading of, or average bid and asked prices for, the Registrant's Common Stock since trading of the Registrant's Common Stock was halted on October 24, 1994. The Registrant's Common Stock was delisted from the American Stock Exchange on December 23, 1994. As of January 31, 1995, the Registrant had outstanding 6,076,703 shares of its Common Stock.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [x]  No [ ]

Transitional Small Business Disclosure Format (check one)    Yes [ ]  No [x]

                          THOR ENERGY RESOURCES, INC.


          INDEX TO THE JANUARY 31, 1995 FORM 10-KSB/A AMENDMENT NO. 1



                                                                                                                        PAGE
                                                                                                                        ----

                                                             PART I

Item 1.     Description of Business                                                                                        1
Item 2.     Description of Property                                                                                        1
Item 3.     Legal Proceedings                                                                                              1
Item 4.     Submission of Matters to a Vote of Security Holders                                                            5

                                                            PART II

Item 5.     Market for Common Equity and Related
                  Stockholder Matters                                                                                      5
Item 6.     Management's Discussion and Analysis
                  or Plan of Operation                                                                                     5
Item 7.     Financial Statements                                                                                           5
Item 8.     Changes In and Disagreements with Accountants
                  on Accounting and Financial Disclosure                                                                   5

                                                            PART III

Item 9.     Directors, Executive Officers, Promoters
            and Control Persons; Compliance with Section 16(a) of the
            Exchange Act                                                                                                   6
Item 10.    Executive Compensation                                                                                         7
Item 11.    Security Ownership of Certain Beneficial Owners and Management                                                10
Item 12.    Certain Relationships and Related Transactions                                                                11


Item 13.    Exhibits and Reports on Form 8-K                                                                              13

Signatures                                                                                                                16

Financial Statements                                                                                                      --

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                  Not Amended.

ITEM 2.  DESCRIPTION OF PROPERTY

                                  Not Amended.

ITEM 3.  LEGAL PROCEEDINGS


Bankruptcy

         On October 21, 1994, the Company filed a Form 1 Voluntary Petition in the United States Bankruptcy Court for the Eastern District of Texas (the "Bankruptcy Court"). The Company became a debtor-in-possession pursuant to the Notice of Commencement of Case under Chapter 11 of the Bankruptcy Code, Meeting of Creditors and Fixing of Dates In Re Thor Energy Resources, Inc., Case Number 94-61047. The Bankruptcy petition was filed in response to continued and mounting litigation cost resulting from a wrongful termination suit filed against the Company by the Company's former chief financial officer, Lindsay Sneed ("Sneed"), that has continued for the last three years (the "Sneed Litigation"). See "Sneed Litigation" below.


         The Company filed a plan of reorganization with the Bankruptcy Court on April 18, 1995 (the "Plan"). Under the Plan, (i) the Company's taxes will be paid in cash in accordance with a payment schedule, (ii) the two secured notes under which the Company is obligated will be paid, with interest, in monthly installments equal to 50% of the production of the well that secures the relevant note, (iii) holders of claims of less than $500 will be paid in cash,
(iv) royalty claims will be offset against expenses, and any remainder owed by the Company will be paid, with interest, in 48 equal monthly installments, (v) the holders of certain claims regarding an incinerator in New Hampshire will receive title to the incinerator, (vi) the Company's other unsecured creditors will receive, at their option, either (a) a six-month, interest-bearing note in full payment of the debt or (b) a payment in cash equal to 75% of the amount of the debt and (vii) the remainder of the Company's assets will be put into a trust (the "Trust") from which the settlement or final judgment in the Sneed Litigation, if any, will be paid; however, no claims from the Sneed Litigation for any damage other than actual pecuniary damage suffered by Sneed will be allowed. Once all the claims are paid as described above, each of the owners (the "Minority Holders") of the Company's common stock (the "Common Stock") other than Zapata Partnership, Ltd.(1) ("Zapata"), David Fender, Harris R. Fender, Jr., LaVelle D. Fender and the LaVelle D. Fender Trust (the "Majority Holders") will be paid $.38 per share, the closing price of the Common Stock on the day the bankruptcy filing was made, less the amount paid to






__________________________________

     (1) Zapata Partnership, Ltd. is a limited partnership. David M. Fender and Harris R. Fender, Jr. are the general partners of Zapata. David M. Fender is, and was at the time of the Transaction, President and Chief Executive Officer of the Company. Harris R. Fender, Jr. is, and was at the time of the Transaction, the Vice President and a Director of the Company.

creditors and the amount, if any, paid in regard to a settlement or final judgment of the Sneed Litigation that is attributable to their shares. The funds for this payment will come from a new capital contribution from an investor (the "Investor"). (It is anticipated that the new Investor will be an entity controlled by the Majority Holders.) On the effective date of the Plan, the shares of Common Stock that are held by the Minority Holders and the Majority Holders will be cancelled. In return for the new capital contribution, the Investor will receive all the shares of the reorganized company ("New Thor"). New Thor will be a privately held company and will receive all of the assets, if any, of the Trust that are not paid as described above. The Company anticipates that the Plan will be approved or rejected within 60 to 90 days of its filing. If the Plan is not approved, the Bankruptcy Court, the Company or any of the creditors may submit another plan of reorganization for approval.



         On May 30, 1995, the Bankruptcy Court will hold a hearing on (i) Sneed's motion to have an independent trustee appointed to administer the Company during the bankruptcy proceedings (ii) Sneed's motion for authority to pursue claims on behalf of the estate and (iii) the Company's motion to have an independent examiner appointed to review the Company's previous practices.


Sneed Litigation

         In 1993, Sneed, who was the Chief Financial Officer, Vice President and a Director of the Company from October 1988 to July 1992, filed an amended petition (the "Petition") in the lawsuit he previously filed, in May 1992, against the Company in the District Court of Dallas County, Texas (the "State Court"). The Petition includes allegations that the Company's January 1989 purchase of oil and gas reserves (the "Transaction") from Zapata, a transaction that was restructured in August of 1990, was based on false reserve information and that the public disclosures made concerning the Transaction were inadequate and misleading. The Petition also alleges that the Company and the members of its Board of Directors refused to disclose the alleged nature of the Transaction and other unspecified matters and that the Company wrongfully terminated Sneed, in part, for his refusal to concur with the Company's reporting of the Transaction. Sneed is seeking unspecified damages on these claims as well as exemplary damages in excess of $10,000,000 and attorney's fees.

         In a second lawsuit involving the bankruptcy of Zapata, Zapata filed a declaratory judgment action with the Bankruptcy Court, which originally approved the Company's purchase of reserves from Zapata in connection with Zapata's bankruptcy proceedings (which were originally instituted on March 20, 1987) requesting that the Bankruptcy Court confirm that no fraud was involved in the Transaction. Sneed filed a counterclaim (the "Counterclaim") in the Bankruptcy Court against the Company and each of its Directors. The Counterclaim alleges that (i) David M. Fender and the Company acted fraudulently in connection with the Transaction, (ii) public disclosures regarding the Transaction were false, (iii) the Company and each of its Directors refused to publicly disclose the alleged fraudulent nature of the Transaction and other alleged self-dealing transactions, (iv) the Company's Annual Report on Form 10-K for the year ended January 31, 1992, as well as such reports for prior years, contained deficiencies and (v) the Company wrongfully terminated Sneed's employment because he brought the alleged improprieties to the attention of the Company's Board of Directors. In the Counterclaim, Sneed seeks unspecified damages and attorney's fees from the Company for claims based on federal racketeering laws, wrongful termination, breach of contract (against the Company only), common law fraud, tortious interference with contractual relations, breach of duty, negligent misrepresentation and quantum meruit (against the Company and Zapata only).
The Counterclaim was removed to the Federal District Court for the Eastern District of Texas (the "Federal Court") in January, 1993. Sneed dismissed the claims pending in the Federal Court against the directors of the Company other than David M. Fender. The presiding judge in the Federal Court dismissed that portion of the complaint against the Company regarding alleged securities law violations.

         The State Court action and the second lawsuit involving Zapata, were transferred to and consolidated by the United States District Court for the Northern District of Texas.


         The consolidated case was tried before a jury in January and February, 1995. Testimony continued for 5 weeks, and, after the close of testimony, the jury deliberated for an additional week. The jury in that case was unable to reach a verdict as to all issues presented to it. Among the findings the jury made were the following: (i) there was an employment contract between the Company and Sneed; (ii) the Company was not guilty of fraud; (iii) the Company had not made negligent misrepresentations to Sneed; (iv) the Company had not made misrepresentations to Sneed regarding a transaction in which either the Company or Sneed had an interest or in a stock transaction; (v) the Company intentionally inflicted emotional distress on Sneed; (vi) the Company and its Chief Executive Officer defamed Sneed; (vii) the Company made fraudulent conveyances; (viii) the Company and its directors were part of an unspecified civil conspiracy; (ix) the Company's directors had committed predicate acts for a violation of the Racketeering Influenced Corrupt Practices Act; and (x) the Company and its directors abused process. The Company believes there was no evidence to support the findings referenced in clauses (vi), (vii), (viii),
(ix) and (x) of the immediately preceding sentence. The jury was not able to make any finding as to whether the Company is liable to Sneed for damages. The jury found that Sneed was negligent in the performance of his duties to the Company, but did not award the Company any damages as the result of such negligence. The jury was unable to make a finding as to whether there was a breach or wrongful termination of Sneed's employment agreement.



         After receiving the jury verdict, the Company moved that the Court declare a mistrial and Sneed moved that the Court enter judgment against the Company beyond what was found by the jury. On May 1, 1995, the Court issued an order making the following rulings on the parties' motions: (i) a partial judgment will be entered on the verdict regarding liability and a new trial was ordered as to damages only on the following claims: (a) intentional infliction of emotional distress by the Company; (b) abuse of process by all the defendants in the case; (c) fraudulent conveyance by the Company; and (d) racketeering by the defendants other than the Comapny; (ii) a judgment will be entered, in accordance with the jury's verdict, that David M. Fender was the alter ego of the Company; (iii) a new trial was ordered as to both damages and liability on the following claims: (a) breach of employment contracts; (b) tortious interference with contract; (c) wrongful termination; and (d) defamation; and (iv) a judgment will be entered that Sneed take nothing on the following claims: (a) fraud; (b) negligent misrepresentation; (c) allegations of fraud under Section 27.01 of the Texas Business and Commerce Code; (d) intentional infliction of emotional distress by Zapata and all individual defendants; and (e) Sneed's services for Zapata. The next step in this lawsuit is a new trial on certain issues.


         The Company continues to believe that Sneed's claims are without merit. Consequently, the Company intends to continue its vigorous defense of this litigation. However, this litigation has, and continues to, place a serious strain on the Company and its economic resources.

BMI

         As a result of the failure of BMI to go forward with the preparation of documents necessary to effect the Spin- Off until the Sneed Litigation is resolved, which the Company does not believe relieves BMI of its obligations to use its best efforts to assist the Company in effecting the Spin-Off, the Company filed suit against BMI and Morris & Co. in the Smith County District Court in August 1994 to enforce its rights under the Agreement and the Shareholders' Agreement. See "Item 1. Description of Business - Discontinued Waste Services Business - Sale by Subsidiary of Stock Subsequent to January 31, 1993." The Company sought specific performance or $1,000,000 in damages based on breach of contract. The Company, BMI and Morris & Co. reached an agreement to settle this action, which was approved by the Bankruptcy Court (the "Settlement Agreement"), and the Company dismissed the suit. Under the terms of the Settlement Agreement, (i) the Company would be paid $300,000 in cash upon execution of definitive documentation, (ii) the Company's 10% equity interest in BMI and the put rights related to the equity interest would be converted into a 20% net profits interest (the "NPI") in any contract of BMI and (iii) in the event that BMI or Morris & Co. determined to divest any interests in contractual relationships between BMI and the University of Texas Medical Branch at Galveston ("UTMB"), BMI was required to pay the Company, within ten days following completion of any such transaction, the greater of
(a) 20% of the consideration attributable to such transaction or (b) the difference between $2,500,000 and payments received by the Company prior to such date attributable to the NPI. Under item (ii) of the preceding sentence, the Company was to receive annually the greater of 20% of BMI's pre-tax annual net profits or $200,000. Such payments were to begin on or before October 1, 1995, and were to be secured by a security interest in all contract rights held by BMI pursuant to contracts between BMI and UTMB. However, subsequent to the settlement, events occurred making the performance of the Settlement Agreement by BMI and Morris & Co. questionable. The Company plans to continue to negotiate with BMI and Morris & Co. to develop a mutually satisfactory resolution.

Oryx

         Thor Exploration, Inc., a wholly-owned subsidiary of the Company ("Thor Exploration"), filed suit against Oryx Energy Company ("Oryx") in the Smith County District Court in December, 1992, for collection of underpaid royalties relating to a cotenancy between Thor

Exploration and Oryx. Thor Exploration's claims in this suit amount to approximately $1,000,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                  Not Amended.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

                                  Not Amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION

                                  Not Amended.

ITEM 7.  FINANCIAL STATEMENTS

                                  Not Amended.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                  Not Amended.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



DIRECTORS AND EXECUTIVE OFFICERS



         Each director serves as a director until the next annual meeting of stockholders and until his successor is elected and qualified. Each director has served continuously as a director since the date of his first election or appointment to the Board. Further information with respect to each director or executive officer as of January 31, 1995, is set forth in the following table.




                                                           PRINCIPAL OCCUPATION DURING
                                                                 LAST 5 YEARS AND         FIRST
                             NAME AND POSITION                   DIRECTORSHIPS OF        BECAME A
                             WITH THE COMPANY        AGE         PUBLIC COMPANIES        DIRECTOR
                             ----------------        ---         ----------------        --------
                       David M. Fender                47   President and Chief             1985
                          President, Chief                 Executive Officer of the
                          Executive Officer and            Company
                          Chairman of the Board;
                          Director

                       Harris R. Fender, Jr.          49   Investments; Surgeon in         1985
                          Vice President and               private practice since
                          Assistant Secretary;             September 1978
                          Director

                       B. Bruce Freitag               64   Attorney at Law                 1981
                          Director

                       LeRoy LaSalle                  75   Attorney at Law; Director       1983
                          Director                         of Shelby-Panola Savings
                                                           Association of Carthage,
                                                           Texas

                       David W. Sipperly              52   Technical consultant(1)         1991
                          Director

                       G. Jeff Mennen                 54   Business consultant(2)          1991
                          Director

                       Lashley A. Bell                37   Accountant(3)                   N/A
                          Treasurer and Chief
                          Financial Officer




(1) Since 1991, Mr. Sipperly has been a partner in Sipperly and Cabot and the Managing Director of Adirondack Gas Consortium Energy Industry Consultants, both of which firms provide consulting services. Prior to that, Mr. Sipperly was an Executive Vice President and a director of Lawrence Energy Associates, Inc. ("Lawrence"). During February 1991, Lawrence was forced into involuntary bankruptcy. None of the entities in which Mr. Sipperly has been involved are affiliates of the Company.



(2) Since 1990, Mr. Mennen has been the President of G. J. Mennen Group, a family business consulting firm founded by him. From 1968 to 1990, Mr. Mennen served in various capacities for The Mennen Company, including as Vice President of Latin American Operations from 1975 to 1977, President of Mennen International from 1977 to 1981 and Chairman and a director of The Mennen Company from 1981 to 1990. Mr. Mennen is a director of MobileMedia MBf USA, Inc.



(3) Ms. Bell has served as Treasurer and Chief Financial Officer of the Company since September 1994. From December 1991 until August 1994, she was the Controller of the Company, and, from July 1991 until

         November 1991, she was an accountant for the Company. For the preceding eight years, she served in various capacities for Mason Tyler Manufacturing Co.



         Messrs. Sipperly, LaSalle and Freitag are members of the audit committee. Messrs. Mennen, LaSalle, Freitag and Harris R. Fender, Jr. comprise the compensation committee. David M. Fender and Harris R. Fender, Jr. are brothers.



         All the current directors and executive officers of the Company occupied their positions on October 21, 1994, when the Company filed for bankruptcy. See "Item 3. Legal Proceedings - Bankruptcy."



COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.



         Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from February 1, 1994, through January 31, 1995, all filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were met, except that the Harris R. Fender Q.T.I.P. Trust failed to file a report on Form 5 for fiscal 1995 indicating that it was dissolved and that its general partnership interest in Zapata Partners, Ltd., which owns 4,651,181 of the Company's common stock, was distributed to the beneficiaries of the trust.



ITEM 10.         EXECUTIVE COMPENSATION



                            MANAGEMENT COMPENSATION



SUMMARY COMPENSATION TABLE



         The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer. No other executive officer of the Company received salary and bonus in excess of $100,000 during fiscal 1995.

                                                                             LONG TERM COMPENSATION
                                                                     -------------------------------------
                                                                               AWARDS             PAYOUTS
                                                                     --------------------------  ----------
                                      ANNUAL COMPENSATION                            SECURITIES
                           -----------------------------------------   RESTRICTED    UNDERLYING
     NAME AND                                                             STOCK       OPTIONS/      LTIP     ALL OTHER
     PRINCIPAL      FISCAL                             OTHER ANNUAL     AWARD(S)        SARS      PAYOUTS   COMPENSATION
     POSITION        YEAR     SALARY($)    BONUS($)   COMPENSATION($)      ($)           (#)        ($)         ($)
 ----------------- ------- -------------- ----------  --------------- --------------  ----------- ---------- ------------
 David M. Fender,    1995    97,000 (1)       --            --             --       2,000/600        --      10,980 (2)
 President and       1994    98,500 (3)       --        58,984 (4)         --       2,000/600        --      39,398
 Chief Executive     1993   107,250 (5)       --            --             --       2,000/600        --     161,313
 Officer




(1)      Includes $2,000 in director's fees.



(2) Consists of $3,000 for the estimated fair market value attributable to the 2% of 8/8ths overriding royalty interest granted to Mr. Fender pursuant to his compensation package and insurance premiums of $7,980 on a whole life insurance policy for Mr. Fender's benefit. See "Employment and Change of Control Agreements." Any cash surrender value of the insurance policy will be paid into a trust for the benefit of Mr. Fender's children.



(3)      Includes $3,500 in director's fees.



(4) $11,070 and $47,914 were authorized to be reimbursed for the payment of income taxes applicable to stock bonuses received in fiscal 1991 and fiscal 1990, respectively, but were not paid until fiscal 1994. These amounts were accrued as expenses of the Company in prior years.



(5)      Includes $3,500 in director's fees.



OPTION/SAR GRANTS DURING 1995 FISCAL YEAR



         The following table provides information related to options granted to the Company's Chief Executive Officer during fiscal 1995.






                                                    INDIVIDUAL GRANTS
                 ----------------------------------------------------------------------------------------
                                       NUMBER OF
                                       SECURITIES        % OF TOTAL
                                       UNDERLYING         OPTIONS/
                                        OPTIONS/            SARS
                                         SARS            GRANTED TO        EXERCISE OR
                                        GRANTED         EMPLOYEES IN       BASE PRICE
                       NAME            (#)(1)(2)        FISCAL YEAR         ($/SH)(3)     EXPIRATION DATE
                 -----------------    -----------       ------------       ------------   ---------------
                 David M. Fender       2,000/600        16.7%/16.7%           $1.00        July 20, 1999



         (1) The options are exercisable as follows: 25% from July 20, 1995, to July 19, 1996; 50% from July 20, 1996, to July 19, 1997; 75% from July 20,
1997, to July 19, 1998; and 100% from July 20, 1998, to July 20, 1999.

         (2) The SAR's are granted in tandem with the stock options.



         (3) The exercise price of the options was in excess of the fair market value of the Common Stock on the date of grant of the options.



AGGREGATED OPTION/SAR EXERCISES DURING 1995 FISCAL YEAR
   AND FISCAL YEAR END OPTION/SAR VALUES



         The following table provides information related to the number and value of options held by the Company's Chief Executive Officer at fiscal year end. The Company's Chief Executive Officer did not exercise any options during fiscal 1995.






                                                        NUMBER OF                   VALUE OF UNEXERCISED
                                                  SECURITIES UNDERLYING                 IN-THE-MONEY
                                                       UNEXERCISED                      OPTIONS/SARS
                                                      OPTIONS/SARS                      AT FY-END ($)
                                                      AT FY-END (#)
                                            --------------------------------- ---------------------------------
                               NAME            EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
                               ----         ----------------- --------------- ----------------- ---------------
                          David M. Fender      5,000/1,500      5,000/1,500          $0               $0




COMPENSATION OF DIRECTORS



         The Company pays each director a fee of $1,000 for each meeting attended, other than David M. Fender who receives $500 for each meeting attended. Committee members are also paid a fee of $500 for each committee meeting attended. In addition, under the terms of the Company's Amended and Restated 1986 Stock Option Plan, each continuing director receives options to purchase 2,000 shares of Common Stock and stock appreciation rights with respect to 600 shares of Common Stock upon his re-election to the Board.
See "Item 12. Certain Relationships and Related Transactions."



EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS



         The Company has entered into a change of control agreement (the "Change of Control Agreement") with David M. Fender. The Change of Control Agreement provides, among other things, that if the employment of Mr. Fender is terminated without good cause, as defined therein, after a change of control of the Company, Mr. Fender shall be entitled to receive a severance payment, equal to 2.99 times the average of the annual compensation which was payable to him by the Company over the preceding five years, and continue certain benefits. The term of the Change of Control Agreement expires on December 31, 1995, but the agreement contains a self-renewing provision subject to a cancellation clause. The aggregate maximum commitment under the Change of Control Agreement was approximately $688,437 at January 31, 1995. A change of control of the Company is defined in the Change of Control Agreement as a change in control of a nature that would be required to be reported in response to Item 6(e) of
Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is then subject to such reporting requirement; provided that, without limitation, such a change in control shall be deemed to have occurred if (A) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange
Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities; (B) during any period of two consecutive years (not including any period prior to the execution of the Change of Control Agreement), individuals who at the beginning of such period constitute the Board of Directors of the Company and any new director, whose election by the Board of Directors of the Company or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; or (C) the business of the company for which services are principally performed is disposed of by the Company pursuant to a partial or complete liquidation of the Company, a sale of assets (including stock of a subsidiary) of the Company, or otherwise.



         Effective September 1, 1989, the compensation committee of the Board of Directors approved a compensation package for David M. Fender. This package was later approved and ratified by the entire Board of Directors on January 31, 1990. Pursuant to this arrangement, Mr. Fender was paid a base salary of $130,000 per annum during fiscal 1992. At Mr. Fender's recommendation, the Board of Directors modified one aspect of this compensation package to provide that Mr. Fender will be paid a base salary of $95,000 per annum effective beginning May 1, 1992. Additionally, the package provides for an annual cash bonus of 5% of the pretax profits of the Company based on audited year-end figures. Further, pursuant to this compensation package, Mr. Fender is entitled to an annual stock bonus equal to 5% of the annual increase in the weighted average aggregate value of the Company's Common Stock and an additional cash bonus to cover the income taxes due on the stock bonus. No cash or stock bonus was earned for fiscal 1993, 1994 or 1995. Other benefits provided to Mr. Fender under this compensation package include: (1) payment of the premiums on a $1 million whole life insurance policy for the named beneficiary of Mr. Fender, (2) furnishing Mr. Fender with an automobile every three years and (3) an overriding royalty interest of 2% of 8/8ths interest in all oil and gas prospects drilled or sold (the "Royalty Interest"). The Royalty Interest is intended to tie Mr. Fender's compensation to the success or failure of the Company's drilling projects in order to increase his incentive to work for the success of the Company. The Royalty Interest is reported in Mr. Fender's income in the Summary Compensation Table and was valued in fiscal 1993 based on the cash he received at the time the Company received income from the wells subject to the Royalty Interest and in fiscal 1994 and 1995 based on the estimated fair market value of the Royalty Interest. In fiscal 1995, Mr. Fender received a Royalty Interest in one well, the fair market value of which was estimated by an independent appraiser to be $3,000 at the time of its granting. In fiscal 1994, Mr. Fender declined to accept his Royalty Interest in one of the wells drilled. The fair market value of the Royalty Interest received by Mr. Fender in fiscal 1994, on the one well where he did accept his Royalty Interest, was estimated by an independent appraiser to be $32,000 at the time of its granting. In fiscal 1993, Mr. Fender received a Royalty Interest in one well. In fiscal 1993, he received cash attributable to the Royalty Interest in that well and two other wells, which he received in previous years, in the amount of approximately $154,000. See "Summary Compensation Table."



ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



         The following table sets forth as of May 15, 1995, information with respect to the beneficial ownership of voting securities of the Company by (i) each person known to management to be the beneficial owner of more than five percent of any class of the Company's voting securities and (ii) all directors and executive officers of the Company as a group:





                                           NAME AND ADDRESS                    AMOUNT AND NATURE OF      PERCENT
            TITLE OF CLASS               OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP      OF CLASS
         -------------------             -------------------                   --------------------      --------
            Common Stock     LaVelle D. Fender*  . . . . . . . . . . . .         4,722,716  (1)(2)         78%
                             Zapata Partnership, Ltd.* . . . . . . . . .         4,651,181  (2)            77%
                             David M. Fender*  . . . . . . . . . . . . .         4,675,799  (2)(3)(4)(5)   77%
                             Harris R. Fender, Jr.*  . . . . . . . . . .         4,659,181  (2)(3)(6)      77%

                             All directors and executive officers
                                as a group (7 persons) . . . . . . . . .         4,713,899  (2)(3)(4)(5)   78%
                                                                                            (6)

____________________________


* The mailing address of the beneficial owner is 719 West Front Street, Tyler, Texas 75702. Unless otherwise indicated in the footnotes below, each beneficial owner has sole voting and investment power with respect to the shares listed opposite its name above.



(1) LaVelle D. Fender is the sole beneficiary of the LaVelle D. Fender Trust, which owns 62,249 shares of Common Stock.



(2) Includes 4,651,181 shares owned by Zapata Partnership, Ltd. ("Zapata"), a limited partnership the general partners of which are David M. Fender and Harris R. Fender, Jr., and the limited partner of which is LaVelle D. Fender. LaVelle D. Fender is the mother of both David M. Fender and Harris R. Fender, Jr.



(3) The shares owned by David M. Fender, Harris R. Fender, Jr. and all executive officers and directors as a group (7 persons) include 7,000, 7,000 and 37,000 shares, which may be purchased by such individuals pursuant to the terms of currently exercisable stock options and stock options exercisable within 60 days of May 30, 1995.



(4) Includes 3,000 shares owned by David M. Fender's wife, with respect to which Mr. Fender disclaims beneficial ownership.



(5) Includes 8,000 shares held by David M. Fender as custodian for his children.



(6) Includes 1,000 shares held by Harris R. Fender, Jr. as custodian for his children.



See "Item 3. Legal Matters - Bankruptcy" for a description of changes in control that may occur if the currently proposed plan of reorganization is approved.



ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         On November 21, 1990, the Company and Mr. David W. Sipperly, a director of the Company, entered into an agreement whereby Mr. Sipperly agreed to assist the Company in identifying investors to drill oil and gas wells on certain leases owned by the Company. The Company currently pays $1,500 a month to Mr. Sipperly and reimburses him for administrative and travel expenses. If the efforts of Mr. Sipperly are successful, he will receive 2.5% of the first $5,000,000 raised, 3.5% of the next $5,000,000 raised, and 1% of any additional money raised for the Company through his efforts. In addition, if the efforts of Mr. Sipperly raise at least $1,000,000 for the Company, he will receive an overriding royalty interest on the leases that are the subject of the agreement. This overriding royalty interest increases proportionately with the amount raised and could equal 1%, if $5,000,000 is raised through his efforts. Pursuant to this agreement Mr. Sipperly was paid $18,000 by the Company during the fiscal year ended January 31, 1994, and $18,000 during the fiscal year ended January 31, 1995.



         During fiscal 1993, the Company entered into an agreement with LaVelle
D. Fender, former Chairman of the Board of the Company and the mother of David
M. Fender and Harris R. Fender, Jr., pursuant to which Mrs. Fender extended to the Company a $300,000 line of credit, which was fully disbursed to the Company during fiscal 1993. This indebtedness bears interest at 10% per annum and is secured by the Company's interest in the Loy Gilbert #1 and real estate owned by the Company in St. Croix, U.S. Virgin Islands. The note representing this loan was renewed for one year on March 16, 1994, in the amount of $160,000 and was renewed again for one year, this time in favor of the LaVelle D. Fender Trust, the sole beneficiary of which is LaVelle D. Fender (the "Trust"), on March 16, 1995, in the amount of $135,000. Interest paid to Mrs. Fender on this indebtedness during fiscal 1994 was $17,814 and during fiscal 1995 was $16,163. At May 17, 1995, $125,000 was outstanding under this line of credit. This indebtedness is due by March 15, 1996.



         During fiscal 1995, the Company and Thor Exploration, Inc., a wholly-owned subsidiary of the Company ("Thor Exploration") entered into an agreement with the Trust pursuant to which the Trust extended to the Company and Thor Exploration a $275,000 line of credit, which was fully disbursed to the Company and Thor Exploration during fiscal 1995. This indebtedness bears interest at 10% per annum and is secured by the Company's and Thor Exploration's interest in Breedlove-Rogers #2. Interest paid to the Trust on this indebtedness during fiscal 1995 was $8,615. At May 17, 1995, $176,827 was outstanding under this line of credit. This indebtedness is due by August 23, 1996.



         During fiscal 1994 David M. Fender, Harris R. Fender, Jr. and members of their families purchased from the Company interests in oil and gas wells on terms provided to outside investors in the same wells at the time of the sale of the interests in these wells. Funds received from the sales of the interests in the wells were used to fund drilling activities. The aggregate amount paid by members of the Fender family for these interests in wells and related drilling and completion costs was approximately $269,000 in fiscal 1994.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K


         a. The response to the portion of Item 13 regarding financial statements is submitted as a separate section of this report (see page F-1).

The following exhibits are filed as part of this report:

              2.1 Notice of Commencement of Case under Chapter 11 of the Bankruptcy Code, Meeting of Creditors and Fixing of Dates In Re Thor Energy Resources, Inc., Case Number 94-61047.(1)

              2.2         Press Release dated October 24, 1994.(1)

              2.3         Proposed Plan of Reorganization.(2)

              3.1         Restated Certificate of Incorporation.(3)

              3.2         Bylaws and all amendments to date.(3)

             10.1         Amended and Restated 1986 Stock Option Plan.(4)

             10.2 Form of Indemnity Agreement between the Company and each of its directors.(3)

             10.3 Agreement for sale of property between the Company and Neomar Resources, Inc.(2)

             10.4 Agreement for sale of property between Thor Exploration, Inc. and an unrelated party executed March 3, 1993 [dated February 25, 1993](5)

             10.5 Securities Purchase Agreement between the Company, BMI and Morris & Co. dated March 31, 1993(6)

             10.6 Shareholders' Agreement between the Company and Morris & Co. dated March 31, 1993.(6)

             10.7 Pledge Agreement by Morris & Co. in favor of the Company dated March 31, 1993.(6)


             10.8 Severance Agreement dated July 16, 1990, between David M. Fender and the Company(7)


             10.9 Letter dated November 21, 1990, from the Company to David W. Sipperly(3)

            10.10 Letter dated August 30, 1991, from the Company to David W. Sipperly.(3)

            10.11         Letter dated September 3, 1991, from David W.
                          Sipperly to the Company.(3)

            10.12 Letter dated October 7, 1991, from the Company to David W. Sipperly.(3)

            10.13 $135,000 Promissory Note, dated March 16, 1995, executed by the Company and payable to the LaVelle D. Fender Trust.(2)

            10.14 Deed of Trust, dated March 16, 1992, executed by the Company in favor of LaVelle D. Fender.(3)

            10.15 Real Estate Lien Note, dated August 23, 1994, executed by the Company and Thor Exploration, Inc. and payable to the LaVelle D. Fender Trust.(2)

            10.16 Deed of Trust, dated August 23, 1994, executed by the Company and Thor Exploration, Inc. in favor of the LaVelle D. Fender Trust(2)

            10.17 Office lease between the Company and Lucy Corporation commencing October 1, 1993(4)

             21.1         Subsidiaries of the Registrant.(3)

             23.1         Consent of Weaver and Tidwell.(2)

             23.2         Consent of Hein + Associates.(2)

             27.1         Financial Data Schedule.(2)


             99.1 Order on Motion to Approve Compromise and Settlement of Advisory Proceedings(8)


         b. A Form 8-K dated October 21, 1994, was filed during the last quarter of the period covered by this report. The report covered the Company's bankruptcy filing. See "Item 3 - Legal Proceedings."

___________________

(1) Filed as an exhibit to the Company's Current Report on Form 8-K, as amended, regarding the Company's filing for bankruptcy on October 21, 1994.


(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1995, and incorporated herein by reference.


(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended January 31, 1993, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended January 31, 1994, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Current Report on Form 8-K, as amended, regarding the sale of certain oil and gas properties, on March 5, 1993.

(6) Filed as an exhibit to the Company's Current Report on Form 8-K, as amended, regarding the issuance of BMI stock to Morris & Co., on April 15, 1993.


(7)      Filed herewith.



(8) Filed as an exhibit to the Company's Current Report on Form 8-K, as amended, regarding the change in the Company's accountants on March 13, 1995.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THOR ENERGY RESOURCES, INC.
                                                  (Registrant)


Dated:  May 26, 1995


                                   By:      /s/ David M. Fender
                                      -------------------------------------
                                        David M. Fender
                                        President and Chief Executive Officer

                                 EXHIBIT INDEX


Exhibit No.                           Exhibit                                         Page
- ------------------------------------------------------------------------------------------------
2.1              Notice of Commencemenet of Case under Chapter 11 of the
                 Bankruptcy Code, Meeting of Creditors and Fixing of
                 Dates In Re Thor Energy Resources, Inc., Case Number
                 94-61047.(1)

2.2              Press Release dated October 24, 1994.(1)

2.3              Proposed Plan of Reorganization.(2)

3.1              Restated Certificate of Incorporation.(3)

3.2              Bylaws and all amendments to date.(3)

10.1             Amended and Restated 1986 Stock Option Plan.(4)

10.2 Form of Indemnity Agreement between the Company and each of its directors.(3)

10.3             Agreement for sale of property between the Company and Neomar
                 Resources, Inc.(2)

10.4             Agreement for sale of property between Thor Exploration, Inc.
                 and an unrelated party executed March 3, 1993
                 [dated February 25, 1993].(5)

10.5 Securities Purchase Agreement between the Company, BMI and Morris & Co. dated March 31, 1993.(6)

10.6             Shareholders' Agreement between the Company and Morris & Co.
                 dated March 31, 1993.(6)

10.7 Pledge Agreement by Morris & Co. in favor of the Company dated March 31, 1993.(6)

10.8             Severance Agreement dated July 16, 1990, between
                 David M. Fender and the Company.(7)

10.9             Letter dated November 21, 1990, from the Company to
                 David W. Sipperly.(3)

Exhibit No.                           Exhibit                                          Page
- -------------------------------------------------------------------------------------------------
10.10            Letter dated August 30, 1991, from the Company to
                 David W. Sipperly.(3)

10.11 Letter dated September 3, 1991, from David W. Sipperly to the Company.(3)

10.12            Letter dated October 7, 1991, from the Company to
                 David W. Sipperly.(3)

10.13 $135,000 Promissory Note, dated March 16, 1995, executed by the Company and payable to the LaVelle D. Fender Trust.(2)

10.14            Deed of Trust, dated March 16, 1992, executed by the
                 Company in favor of LaVelle D. Fender.(3)

10.15 Real Estate Lien Note, dated August 23, 1994, executed by the Company and Thor Exploration, Inc. and payable to the LaVelle D. Fender Trust.(2)

10.16 Deed of Trust, dated August 23, 1994, executed by the Company and Thor Exploration, Inc. in favor of the LaVelle D. Fender
                 Trust.(2)

10.17 Office lease between the Company and Lucy Corporation commencing October 1, 1993.(4)

22.1             Subsidiaries of the Registrant.(3)

23.1             Consent of Weaver and Tidwell.(2)

23.2             Consent of Hein + Associates.(2)

27.1             Financial Data Schedule.(2)

99.1             Order on Motion to Approve Compromise and Settlement of
                 Advisory Proceeding.(8)

___________________

(1) Filed as an exhibit to the Company's Current Report on Form 8-K, as amended, regarding the Company's filing for bankruptcy on October 21, 1994.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1995, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended January 31, 1993, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended January 31, 1994, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Current Report on Form 8-K, as amended, regarding the sale of certain oil and gas properties, on March 5, 1993.

(6) Filed as an exhibit to the Company's Current Report on Form 8-K, as amended, regarding the issuance of BMI stock to Morris & Co., on April 15, 1993.

(7)      Filed herewith.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K, as amended, as amended, regarding the change in the Company's accountants on March 13, 1995.