Form 10QSB
period 1995-04-30
THOR ENERGY RESOURCES INC
filed 1995-06-14
CIK 3933

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the Quarterly Period Ended APRIL 30, 1995

      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
- ----

                  For the transition period from           to
                                                 ---------    ---------
                         Commission File Number 1-7191

                          THOR ENERGY RESOURCES, INC.
       (Exact name of small business issuer as specified in its charter)

                                ----------------

         DELAWARE                                              59-1232278
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

                             719 WEST FRONT STREET
                                 P.O. BOX 307
                                TYLER, TX  75710
                    (Address of principal executive offices)
                                 (903) 533-9111
                          (Issuer's telephone number)

             (Former name, former address and former fiscal year,
                        if changed since last report)

                                ----------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                    ---       ---

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.    Yes   X     No
                                                    ---       ---

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,464,676 shares of $0.01 par value common stock as of June 12, 1995.

    Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                    ---    ---

                          THOR ENERGY RESOURCES, INC.

                    INDEX TO THE APRIL 30, 1995 FORM 10-QSB

                                                                                     Page
                                                                                     ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements:
            Consolidated Condensed Balance Sheets..................................     3
            Consolidated Condensed Statements of Operations........................     4
            Consolidated Condensed Statements of Cash Flows........................     5
            Notes to Consolidated Condensed Financial Statements...................     6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..............................................     7

PART II.    OTHER INFORMATION:
   Item 1.   Legal Proceedings.....................................................     9
   Item 6.   Exhibits and Reports on Form 8-K......................................    10

SIGNATURE..........................................................................    13


                          THOR ENERGY RESOURCES, INC.


                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                                                              April 30,    January 31,
                                                                                1995          1995
                                                                              ------------------------
ASSETS                                                                              (Unaudited)
CURRENT ASSETS:
  Cash and interest-bearing deposits                                             $273          $265
  Receivables, net                                                                397           584
  Other current assets                                                             75            83
                                                                               ------        ------
     Total current assets
                                                                                  745           932
                                                                               ------        ------
INVESTMENT IN DISCONTINUED OPERATIONS OF SUBSIDIARIES                              38            38
                                                                               ------        ------
PROPERTY AND EQUIPMENT                                                          7,438         7,440

  LESS - Accumulated depreciation, depletion, amortization and impairment      (5,934)       (5,809)
                                                                               ------        ------
     Property and equipment, net                                                1,504         1,631
                                                                               ------        ------
OTHER ASSETS                                                                      369           370
                                                                               ------        ------
TOTAL ASSETS                                                                   $2,656        $2,971
                                                                               ======        ======
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                         $    -        $    -
  Accounts payable and accrued expenses                                         1,462         1,577
                                                                               ------        ------
     Total current liabilities                                                  1,462         1,577
                                                                               ------        ------
LONG-TERM DEBT                                                                    134           145
                                                                               ------        ------
STOCKHOLDERS' EQUITY                                                            1,060         1,249
                                                                               ------        ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $2,656        $2,971
                                                                               ======        ======





        The accompanying notes are an integral part of these statements.

                          THOR ENERGY RESOURCES, INC.


                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                        Three Months Ended
                                                             April 30
                                                       --------------------
                                                        1995          1994
                                                       -----         ------
REVENUES:

  Oil and gas sales                                     $240           $342
  Other                                                    4              3
                                                       -----          -----
      Total revenues                                     244            345
                                                       -----          -----

COSTS AND EXPENSES:

  Lease operations and production taxes                   26             99
  General and administrative                             275            270
  Depreciation, depletion and amortization               125            145
  Interest                                                 7              4
                                                       -----          -----
      Total expenses                                     433            518
                                                       -----          -----
NET LOSS                                               $(189)         $(173)
                                                       =====          =====
NET LOSS PER COMMON SHARE                              $(.03)         $(.03)
                                                       =====          =====








        The accompanying notes are an integral part of these statements.

                          THOR ENERGY RESOURCES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                                       Three Months Ended
                                                                            April 30
                                                                      --------------------
                                                                       1995          1994
                                                                      ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                            $(189)         $(178)
  Adjustments to reconcile to net cash from operations:               -----          -----

      Depreciation, depletion and amortization                          125            145
      Change in receivables                                             187            138
      Change in accounts payable and accrued expenses                  (115)          (285)
      Change in other current assets                                      8             10
                                                                      -----          -----
NET CASH PROVIDED BY (USED IN) OPERATIVE ACTIVITIES                      16           (165)
                                                                      -----          -----
CASH FLOWS FROM INVESTING ACTIVITIES:

  Change in investment in discontinued operations of subsidiaries         -              4
  Additions to (deletions from) property and equipment                    2           (104)
  Decrease in other assets                                                1              1
                                                                      -----          -----
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       3            (99)
                                                                      -----          -----
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of long-term debt                                           (11)             -
                                                                      -----          -----
NET CASH USED IN FINANCING ACTIVITIES                                   (11)             -
                                                                      -----          -----
NET INCREASE (DECREASE) IN CASH                                           8           (264)
                                                                      -----          -----
CASH, beginning of year                                                 265            548
                                                                      -----          -----
CASH, end of period                                                    $273           $284
                                                                      =====          =====








        The accompanying notes are an integral part of these statements.

                          THOR ENERGY RESOURCES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



(1) GENERAL

    In Management's opinion, the accompanying unaudited, consolidated, condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly Thor Energy Resources, Inc.'s ("Thor's" or the "Company's") consolidated financial position as of April 30, 1995, and January 31, 1995, the consolidated results of operations for the three months ended April 30, 1995 and 1994, and the consolidated statements of cash flows for the three months ended April 30, 1995 and 1994.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Thor's January 31, 1995, annual report on Form 10-KSB, as amended. The results of operations for the three months ended April 30, 1995, are not necessarily indicative of the operating results for the full year.







        The accompanying notes are an integral part of these statements.

                          THOR ENERGY RESOURCES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended April 30, 1995

    On October 21, 1994, Thor filed for protection under Chapter 11 of the federal Bankruptcy Code. Further discussion of this matter is set forth under "Liquidity and Capital Resources" in this item.

    Revenues decreased $101,000, or 29%, to $244,000 during the three months ended April 30, 1995, compared with the same period of the prior year. Oil and gas sales decreased $102,000, or 30%, to $240,000 in the three months ended April 30, 1995. The decrease in revenues was primarily a result of lower gas prices for the three months ended April 30, 1995, as compared with the same period of the prior year.

    The cost of lease operations and production taxes decreased $73,000, or 74%, to $26,000 in the first quarter of fiscal 1996 due to production tax refunds received on the Carter #1 well. As a result of the foregoing factors, oil and gas sales, net of lease operations and production taxes, decreased $29,000, or 12%, to $214,000 in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995.

    General and administrative expenses increased $5,000, or 2%, to $275,000 in the current quarter. Decreases in personnel and other general and administrative expenses were partially offset by higher legal fees. Legal and other professional fees resulting from the litigation referred to in "Legal Proceedings" in Item 1 of Part II this report are anticipated to continue at high levels until such litigation is resolved.

    Depreciation, depletion and amortization decreased $20,000, or 14%, to $125,000 in the current quarter. This was a result of a decrease in the depletion and amortization rate per equivalent Mcf from $.84 to $.75 resulting from the addition of reserves in fiscal 1995 attributable to the Breedlove Rogers #2 well.

    Interest expense increased $3,000 from the comparable quarter last year to $7,000 in the current quarter as a result of higher debt levels as compared to the quarter ended April 30, 1994.

    No income tax benefit is reflected in the current or the prior year's quarter as a result of the limitation of available loss carryback.

    As a result of the foregoing factors, the Company's net loss in the first quarter of fiscal 1996 increased $16,000 to $189,000, or $.03 per share, compared to a net loss of $173,000, or $.03 per share, for the prior year.




        The accompanying notes are an integral part of these statements.

                          THOR ENERGY RESOURCES, INC.


Liquidity and Capital Resources

   On October 21, 1994, the Company filed for protection under Chapter 11 of the federal Bankruptcy Code in the Bankruptcy Court. The action was taken in response to continuing and mounting litigation costs resulting from a wrongful termination suit filed against the Company by Lindsay Sneed, the Company's former Chief Financial Officer, that has continued for the last three years. The Company filed a plan of reorganization with the Bankruptcy Court on April 18, 1995. The bankruptcy filing and the fact that the Common Stock is no longer listed on the American Stock Exchange or any other stock exchange may have an adverse effect on the ability of the Company to continue to obtain financing for its projects. However, Thor Exploration, Inc. and Thor Operating Company, Thor's main operating subsidiaries, have not filed for bankruptcy and intend to conduct business as usual and are looking into future drilling programs with current working interest partners.

   At April 30, 1995, Thor had a working capital deficit of $717,000 resulting from decreased payables and increased receivable collections. Net cash provided
by operations during the three months ended April 30, 1995, was $16,000.   The
primary use of cash during the three months ended April 30, 1995, was $115,000 in the reduction of current liabilities as compared with the same period of the prior year.

   The Company continues to experience substantial costs relating to its defense of the litigation referred to in "Legal Proceedings" in Part II of this report. Such litigation continues to place a serious financial strain on the Company.

   At May 17, 1995, the Company had outstanding balances of $125,000 and $176,827 on two lines of credit from an affiliate of the Company.

   The Company is currently pursuing several oil and gas projects. The Company is attempting to fund such drilling activities through farm-outs, carried interests, non-recourse financing or other arrangements which would result in a substantial reduction in the Company's cash requirements related thereto, no assurances can be made as to the Company's success therein.

   The sufficiency of the Company's financial resources for fiscal 1996 is a function of the success of the Company's planned oil and gas projects as well as the Company's ability to obtain adequate sources of debt or equity capital. As such, the Company is unable to accurately predict the adequacy of its working capital or its liquidity. Additionally, the Company cannot anticipate whether it will have available lines of credit.




        The accompanying notes are an integral part of these statements.

                          THOR ENERGY RESOURCES, INC.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

   The Company knows of no pending or threatened legal proceedings except as set forth in the Company's Annual Report on Form 10- KSB, as amended, for the year ended January 31, 1995 (the "1995 10-KSB"). There have been no material developments in the litigation described in the 1995 10-KSB since the date of filing the 1995 10-KSB except for the Bankruptcy Court's ruling on certain motions described below.

   On May 30, 1995 the Bankruptcy Court issued a ruling (i) referring the case to mediation to be held prior to July 3, 1995, (ii) denying Lindsay Sneed's motion to have an independent trustee appointed to administer the Company during the bankruptcy proceeding, (iii) denying Sneed's motion for authority to pursue claims on behalf of the estate and (iv) granting the Company's motion to have an independent examiner appointed to review the Company's previous practices, although the examiner will not be appointed prior to July 3, 1995 pending the results of the mediation described in subpart (i).











        The accompanying notes are an integral part of these statements.

                          THOR ENERGY RESOURCES, INC.


Item 6. Exhibits and Reports on Form 8-K

        (A) Exhibits

        Exhibit No.                          Exhibit
        ------------------------------------------------------------------------
           2.1        Notice of Commencement of Case under Chapter 11 of the
                      Bankruptcy Code, Meeting of Creditors and Fixing of Dates
                      in Re Thor Energy Resources, Inc., Case Number
                      94-61047.(1)

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

          10.1        Amended and Restated 1986 Stock Option Plan.(4)

          10.2 Form of Indemnity Agreement between the Company and each of its directors.(3)

          10.3 Agreement for sale of property between the Company and Neomar Resources, Inc.(2)

          10.4 Agreement for sale of property between Thor Exploration, Inc. and an unrelated party executed March 3, 1993 [dated
                      February 25, 1993].(5)

          10.5        Securities Purchase Agreement between the Company,
                      Bio-Hazard Managment, Inc. and Morris & Co. dated March
                      31, 1993.(6)

          10.6        Shareholders' Agreement between the Company and Morris &
                      Co. dated March 31, 1993.(6)

          10.7 Pledge Agreement by Morris & Co. in favor of the Company dated March 31, 1993.(6)





        The accompanying notes are an integral part of these statements.

                          THOR ENERGY RESOURCES, INC.


        Exhibit No.                          Exhibit
        ------------------------------------------------------------------------
          10.8        Severance Agreement dated July 16, 1990  between David M.
                      Fender and the Company.(2)

          10.9        Letter dated November 21, 1990 from the Company to David
                      W. Sipperly.(3)

          10.10       Letter dated August 30, 1991 from the Company to David W.
                      Sipperly.(3)

          10.11 Letter dated September 3, 1991 from David W. Sipperly to the Company.(3)

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

          10.14       Deed of Trust, dated March 16, 1992, executed by the
                      Company in favor of LaVelle D. Fender.(3)

          10.15 Real Estate Lien Note, dated August 23, 1994, executed by the Company and Thor Exploration, Inc. and payable to the LaVelle D. Fender Trust.(2)

          10.16 Deed of trust, dated August 23, 1994, executed by the Company and Thor Exploration, Inc. in favor of the LaVelle
                      D. Fender Trust.(2)

          10.17 Office lease between the Company and Lucy Corporation commencing October 1, 1993.(4)

          27.1        Financial Data Schedule.(7)

          99.1        Order on Motion to Approve Compromise and Settlement of
                      Advisory Proceeding.(8)



        The accompanying notes are an integral part of these statements.

                          THOR ENERGY RESOURCES, INC.


________________________________________________________________________________

        (1) Filed as an exhibit to the Company's Current Report on Form 8-K, as amended, regarding the Company's filing for bankruptcy on October 21, 1994.

        (2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended January 31, 1995, and incorporated herein by reference.

        (3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1993, as amended, and incorporated herein by reference.

        (4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1994, and incorporated herein by reference.

        (5) Filed as an exhibit to the Company's Current Report on Form 8-K, regarding the sale of certain oil and gas properties, on March 5, 1993 and incorporated herein by reference.

        (6) Filed as an exhibit to the Company's Current Report on Form 8-K, regarding the issuance of Bio-Hazard Management, Inc. stock to Morris & Co., on April 15, 1993, and incorporated herein by reference.

        (7)  Filed herewith.

        (8) Filed as an exhibit to the Company's Current Report on Form 8-K, as amended, regarding the change in the Company's accountants on March 13, 1995.

         (B)   Reports on Form 8-K.

    A Current Report on Form 8-K was filed on March 13, 1995, and was sub-sequently amended on March 31, 1995. The Current Report addressed, in Item 4 - Changes in Registrant's Certifying Accountant, the dismissal of Hein + Associates ("Hein") as the Company's principal independent accountants and the engagement of Weaver and Tidwell to replace Hein as the Company's principal independent accountants. The Current Report also updated certain litigation matters involving the Company in Item 5 - Other Information.








        The accompanying notes are an integral part of these statements.

                          THOR ENERGY RESOURCES, INC.



                                   SIGNATURE


Pursuant to the requirements of the Exchange Acts, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THOR ENERGY RESOURCES, INC.
                                                (Registrant)



Date: June 13, 1995               By:  /s/ Lashley A. Bell
                                      ------------------------------------------
                                       Lashley A. Bell
                                       Treasurer, Principal Accounting
                                       Officer and Chief Financial Officer








        The accompanying notes are an integral part of these statements.

                                 EXHIBIT INDEX


Exhibit
Number                 Description of Exhibit                          Page
- -------                ----------------------                          ----
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

10.1      Amended and Restated 1986 Stock Option Plan.(4)

10.2 Form of Indemnity Agreement between the Company and each of its directors.(3)

10.3 Agreement for sale of property between the Company and Neomar Resources, Inc.(2)

10.4 Agreement for sale of property between Thor Exploration, Inc. and an unrelated party executed March 3, 1993
          [dated February 25, 1993].(5)

10.5      Securities Purchase Agreement between the Company,
          Bio-Hazard Managment, Inc. and Morris & Co. dated March
          31, 1993.(6)

10.6      Shareholders' Agreement between the Company and Morris &
          Co. dated March 31, 1993.(6)

10.7 Pledge Agreement by Morris & Co. in favor of the Company dated March 31, 1993.(6)

10.8      Severance Agreement dated July 16, 1990  between David
          M. Fender and the Company.(2)



Exhibit
Number               Description of Exhibit                            Page
- -------              ----------------------                            ----
 10.9     Letter dated November 21, 1990 from the Company to David
          W. Sipperly.(3)

 10.10    Letter dated August 30, 1991 from the Company to David W.
          Sipperly.(3)

 10.11 Letter dated September 3, 1991 from David W. Sipperly to the Company.(3)

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

 10.14    Deed of Trust, dated March 16, 1992, executed by the
          Company in favor of LaVelle D. Fender.(3)

 10.15 Real Estate Lien Note, dated August 23, 1994, executed by the Company and Thor Exploration, Inc. and payable to the LaVelle D. Fender Trust.(2)

 10.16 Deed of trust, dated August 23, 1994, executed by the Company and Thor Exploration, Inc. in favor of the LaVelle D. Fender Trust.(2)

 10.17 Office lease between the Company and Lucy Corporation commencing October 1, 1993.(4)

 27.1     Financial Data Schedule.(7)

 99.1     Order on Motion to Approve Compromise and Settlement of
          Advisory Proceeding.(8)

                          THOR ENERGY RESOURCES, INC.



- --------------------------------------------------------------------------------
    (1) Filed as an exhibit to the Company's Current Report on Form 8-K, as amended, regarding the Company's filing for bankruptcy on October 21, 1994.

    (2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended January 31, 1995, and incorporated herein by reference.

    (3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1993, as amended, and incorporated herein by reference.

    (4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1994, and incorporated herein by reference.

    (5) Filed as an exhibit to the Company's Current Report on Form 8-K, regarding the sale of certain oil and gas properties, on March 5, 1993 and incorporated herein by reference.

    (6) Filed as an exhibit to the Company's Current Report on Form 8-K, regarding the issuance of Bio-Hazard Management, Inc. stock to Morris & Co., on April 15, 1993, and incorporated herein by reference.

    (7)  Filed herewith.

    (8) Filed as an exhibit to the Company's Current Report on Form 8-K, as amended, regarding the change in the Company's accountants on March 13, 1995.