Form 10QSB
period 1995-07-31
THOR ENERGY RESOURCES INC
filed 1995-09-14
CIK 3933

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarerly Period Ended JULY 31, 1995

       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
---
         For the transition period from             to
                                       -------------   ---------------

                         Commission File Number 1-7191

                          THOR ENERGY RESOURCES, INC.
       (Exact name of small business issuer as specified in its charter)

                               ------------------

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

                               ------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,464,676 shares of $0.01 par value common stock as of September 12, 1995.

         Transitional Small Business Disclosure Format (check one):
Yes      No   X
    ---      ---

                          THOR ENERGY RESOURCES, INC.

                     INDEX TO THE JULY 31, 1995 FORM 10-QSB


                                                                      Page
                                                                      ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:
              Consolidated Condensed Balance Sheets.................   3
              Consolidated Condensed Statement of Operations........   4
              Consoldiated Condensed Statments of Cash Flows........   5
              Notes to Consolidated Condensed Financial Statements..   6

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................   7

PART II.   OTHER INFORMATION:
  Item 1.  Legal Proceedings........................................  10
  Item 6.  Exhibits and Reports on Form 8-K.........................  11

SIGNATURE...........................................................  14

                          THOR ENERGY RESOURCES, INC.


                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)



                                                                           July 31,  January 31,
                                                                             1995       1995
                                                                           ------------------
ASSETS                                                                          (Unaudited)
CURRENT ASSETS:
  Cash and interest-bearing deposits                                       $  390    $  265
  Receivables, net                                                            318       584
  Other current assets                                                         66        83
                                                                           ------    ------
         Total current assets                                                 774       932
                                                                           ------    ------
INVESTMENT IN DISCONTINUED OPERATIONS OF SUBSIDIARIES                          38        38
                                                                           ------    ------
PROPERTY AND EQUIPMENT                                                      7,434     7,440

  LESS - Accumulated depreciation, depletion,
            amortization and impairment                                    (6,041)   (5,809)
                                                                           ------    ------
         Property and equipment, net                                        1,393     1,631
                                                                           ------    ------
OTHER ASSETS                                                                  369       370
                                                                           ------    ------
TOTAL ASSETS                                                               $2,574    $2,971
                                                                           ======    ======

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                     $    -    $    -
  Accounts payable and accrued expenses                                     1,524     1,577
                                                                           ------    ------
         Total current liabilities                                          1,524     1,577
                                                                           ------    ------
LONG-TERM DEBT                                                                123       145
                                                                           ------    ------
STOCKHOLDERS' EQUITY                                                          927     1,249
                                                                           ------    ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $2,574    $2,971
                                                                           ======    ======



        The accompanying notes are an integral part of these statments.

                          THOR ENERGY RESOURCES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)



                                           Three Months Ended      Six Months Ended
                                                 July 31                July 31
                                           1995          1994      1995       1994
                                           -----        -----      -----     -----
REVENUES:

  Oil and gas sales                        $ 267        $ 495      $ 507     $ 837
  Other                                        8           10         12        13
                                           -----        -----      -----     -----
         Total revenues                      275          505        519       850
                                           -----        -----      -----     -----
COSTS AND EXPENSES:

  Lease operations and
  production taxes                            49           92         75       191
  General and administrative                 245          283        520       553
  Depreciation, depletion
  and amortization                           106          162        231       307
  Interest                                     8            4         15         8
                                           -----        -----      -----     -----
         Total expenses                      408          541        841     1,059
                                           -----        -----      -----     -----
NET LOSS                                   $(133)       $ (36)     $(322)    $(209)
                                           =====        =====      =====     =====
NET LOSS PER COMMON SHARE                  $(.02)       $(.01)     $(.05)    $(.03)
                                           =====        =====      =====     =====




        The accompanying notes are an integral part of these statements.

                          THOR ENERGY RESOURCES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                                                     Six Months Ended
                                                                                         July 31
                                                                                     ----------------
                                                                                     1995        1994
                                                                                     -----      -----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                           $(322)     $(209)
                                                                                     -----      -----
  Adjustments to reconcile to net cash from operations:
         Depreciation, depletion and amortization                                      231        307
         Change in receivables                                                         266        135
         Change in accounts payable and accrued expenses                               (54)      (215)
         Change in other current assets                                                 17        (25)
                                                                                     -----      -----
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    138         (7)
                                                                                     -----      -----

CASH FLOWS FROM INVESTING ACTIVITIES:

  Change in investment in discontinued operations of
  subsidiaries                                                                           -         25
  Additions to (deletions from) property and equipment                                  (7)      (220)
  Decrease in other assets                                                              17          1
                                                                                     -----      -----
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     10       (194)
                                                                                     -----      -----

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of long-term debt                                                          (23)         -
                                                                                     -----      -----
NET CASH USED IN FINANCING ACTIVITIES                                                  (23)         -
                                                                                     -----      -----
NET INCREASE (DECREASE) IN CASH                                                        125       (201)
                                                                                     -----      -----
CASH, beginning of year                                                                265        548
                                                                                     -----      -----
CASH, end of period                                                                  $ 390      $ 347
                                                                                     =====      =====




        The accompanying notes are an integral part of these statements.

                          THOR ENERGY RESOURCES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)      GENERAL

         In Management's opinion, the accompanying unaudited, consolidated, condensed financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly Thor Energy Resources, Inc.'s ("Thor's" or the "Company's") consolidated financial position as of July 31, 1995 and January 31, 1995, the consolidated results of operations for the three and six months ended July 31, 1995 and 1994, and the consolidated statements of cash flows for the six months ended July 31, 1995 and 1994.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Thor's January 31, 1995, annual report on Form 10-KSB, as amended. The results of operations for the six months ended July 31, 1995, are not necessarily indicative of the operating results for the full year.





        The accompanying notes are an integral part of these statements.

                          THOR ENERGY RESOURCES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended July 31, 1995

         On October 21, 1994, Thor filed for protection under Chapter 11 of the federal Bankruptcy Code. Further discussion of this matter is set forth under "Liquidity and Capital Resources" in this item.

         Revenues decreased $230,000, or 46%, to $275,000 during the three months ended July 31, 1995, compared with the same period of the prior year. Oil and gas sales decreased $228,000, or 46%, to $267,000 in the three months ended July 31, 1995. The decrease in revenues was primarily a result of lower gas prices for the three months ended July 31, 1995, as compared with the same period of the prior year.

         The cost of lease operations and production taxes decreased $43,000, or 47%, to $49,000 in the second quarter of fiscal 1996 due to additional production tax refunds received on the Carter #1 well. As a result of the foregoing factors, oil and gas sales, net of lease operations and production taxes, decreased $185,000, or 46% to $218,000 in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995.

         General and administrative expenses decreased $38,000, or 13%, to $245,000 in the current quarter. This was a result of decreases in personnel and other general and administrative expenses along with a reduction of legal fees.

         Depreciation, depletion and amortization decreased $56,000, or 35%, to $106,000 in the current quarter. This was mainly a result of a decrease in the depletion and amortization rate per equivalent Mcf from $.84 to $.75 resulting from the addition of reserves in fiscal 1995 attributable to the Breedlove-Rogers #2 well.

         Interest expense increased $4,000 from the comparable quarter last year to $8,000 in the current quarter as a result of higher debt levels.

         No income tax benefit is reflected in the current or the prior year's quarter as a result of the limitation of available loss carryback.

         As a result of the foregoing factors, the Company's net loss in the second quarter of fiscal 1996 increased $97,000 to $133,000, or $.02 per share, compared to a net loss of $36,000, or $.01 per share, for the prior year.




        The accompanying notes are an integral part of these statements.

                          THOR ENERGY RESOURCES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Six Months Ended July 31, 1995

         On October 21, 1994, Thor filed for protection under Chapter 11 of the federal Bankruptcy Code. Further discussion of this matter is set forth under "Liquidity and Capital Resources" in this item.

         Revenues decreased $331,000, or 39%, to $519,000 during the six months ended July 31, 1995, compared with the same period of the prior year. Oil and gas sales decreased $330,000, or 39%, to $507,000 in the six months ended July 31, 1995. The decrease in revenues was primarily a result of lower gas prices for the six months ended July 31, 1995, as compared with the same period of the prior year.

         The cost of lease operations and production taxes decreased $116,000, or 61%, to $75,000 in the first six months of fiscal 1996 due to production tax refunds received on the Carter #1 well. As a result of the foregoing factors, oil and gas sales, net of lease operations and production taxes, decreased $214,000, or 33% to $432,000 in the first six months of fiscal 1996 as compared to the same period of the prior year.

         General and administrative expenses decreased $33,000, or 6%, to $520,000 in the current six months. This was a result of decreases in personnel and other general and administrative expenses along with a reduction of legal fees.

         Depreciation, depletion and amortization decreased $76,000, or 25%, to $231,000 in the current six month period. This was mainly a result of a decrease in the depletion and amortization rate per equivalent Mcf from $.84 to $.75 resulting from the addition of reserves in fiscal 1995 attributable to the Breedlove-Rogers #2 well.

         Interest expense increased $7,000 from the comparable six month period last year to $15,000 in the current six month period as a result of higher debt levels.

         No income tax benefit is reflected in the current or the prior year's quarter as a result of the limitation of available loss carryback.

         As a result of the foregoing factors, the Company's net loss for the first six months of fiscal 1996 increased $113,000 to $322,000, or $.05 per share, compared to a net loss of $209,000, or $.03 per share, for the prior year.




        The accompanying notes are an integral part of these statements.

                          THOR ENERGY RESOURCES, INC.

Liquidity and Capital Resources

         On October 21, 1994, the Company filed for protection under Chapter 11 of the federal Bankruptcy Code in the Bankruptcy Court. The action was taken in response to continuing and mounting litigation costs resulting from a wrongful termination suit filed against the Comany by Lindsay Sneed, the Company's former Chief Financial Officer, that has continued for the last three years. The Company filed a plan of reorganization with the Bankruptcy Court on April 18, 1995 (see Item 1. Legal Proceedings, for an update on the status of the Company's Plan of Reorganization). The Bankruptcy filing and the fact that the Common Stock is no longer listed on the American Stock Exchange or any other stock exchange may have an adverse effect on the ability of the Company to continue to obtain financing for its projects. However, Thor Exploration, Inc. and Thor Operating Company, Thor's main operating subsidiaries, have not filed for bankruptcy and intend to conduct business as usual and are looking into future drilling programs with current working interest partners.

         At July 31, 1995, Thor had a working capital deficit of $750,000 resulting from decreased payables and increased receivable collections. Net cash provided by operations during the six months ended July 31, 1995, was $138,000. The primary use of cash during the six months ended July 31, 1995, was $23,000 in the reduction of long-term debt and a $54,000 reduction in current liabilities.

         At September 12, 1995, the Company had outstanding balances of $118,636 and $172,571 on two lines of credit from an affiliate of the Company.

         The Company is currently pursuing several oil and gas projects. The Company is attempting to fund such drilling activities through farm-outs, carried interests, non-recourse financing or other arrangements which would result in a substantial reduction in the Company's cash requirements related thereto, no assurance can be made as to the Company's success therein.

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

                          THOR ENERGY RESOURCES, INC.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings


         The Company knows of no pending or threatened legal proceedings except as set forth in the Company's Annual Report on Form 10-KSB, as amended, for the year ended January 31, 1995 (the "1995 10-KSB"). There have been no material developments in the litigation described in the 1995 10-KSB since the date of filing the 1995 10-KSB except for the Bankruptcy Court's ruling on certain motions described below.

         On May 30, 1995, the Bankruptcy Court issued a ruling (i) referring the case to mediation to be held prior to July 3, 1995, (ii) denying Lindsay Sneed's motion to have an independent trustee appointed to administer the Company during the bankruptcy proceeding, (iii) denying Sneed's motion for authority to pursue claims on behalf of the estate and (iv) granting the Company's motion to have an independent examiner appointed to review the Company's previous practices, although the examiner will not be appointed prior to July 3, 1995 pending the results of the mediation described in subpart (i). A compromise and settlement agreement was entered into between Thor and Sneed as a result of the mediation. The agreement called for the payment to Sneed of $1,000,000, contained various other conditions to completion, and required approval in a plan of reorganization in the Thor bankruptcy proceeding. The Thor plan of reorganization was confirmed by the United States Bankruptcy Court following a hearing on August 15, 1995. The confirmation order is now final. All payments called for in the settlement have been made and the Sneed litigation has been finally dismissed.

         The Company anticipates that, following the effective date of the plan of reorganization, the Company will no longer be required to file reports under the Securities Exchange Act of 1934.





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


                                       THOR ENERGY RESOURCES, INC.
                                                (Registrant)



Date: September 14, 1995               By:  /s/ Lashley A. Bell
                                      ------------------------------------------
                                       Lashley A. Bell
                                       Treasurer, Principal Accounting
                                       Officer and Chief Financial Officer








        The accompanying notes are an integral part of these statements.

                                 EXHIBIT INDEX


Exhibit
Number                 Description of Exhibit                          Page
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



Exhibit
Number               Description of Exhibit                            Page
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